Form 10-Q
period 2013-09-30
1701 Productions, Inc.
filed 2013-11-18
CIK 1558916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54831

1701 PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1873917
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1701 Productions, Inc.

P.O. Box 21271

Catonsville, Maryland 21228

(Address of principal executive offices) (zip code)

410-747-7998

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

☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes           ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2013

Common Stock, par value $0.0001	1,500,000 shares

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

1701 Productions, Inc.

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

Statements of Operations for the Three and Nine Months Ended September 30, 2013 and the Period from July 23, 2012 (Inception) to September 30, 2013 (unaudited)	4

Statements of Cash Flows for the Nine Months Ended September 30, 2013 and the Period from July 23, 2012 (Inception) to September 30, 2013 (unaudited)	5

Notes to Financial Statements (unaudited)	6-8

PART I

ITEM 1. FINANCIAL STATEMENTS

1701 PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$150	$2,000
Total assets	$150	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$45,000	$350
Loan from Shareholder	30,000	-
Current Liabilities	75,000	-
Total liabilities	$75,000	$350

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,500,000 and 20,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2013, respectively	150	2,000
Additional paid - in capital	2,157	1,007
Accumulated deficit	(77,157)	(1,357)
Total stockholders' deficit	(74,850)	1,650
Total liabilities and stockholders' deficit	$150	$2,000

The accompanying notes are an integral part of these condensed financial statements

1701 PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2013	For the period from July 23, 2012 (Inception) to September 30, 2012	For the nine months ended September 30, 2013	For the period from July 23, 2012 (Inception) to September 30, 2012	For the period from July 23, 2012 (Inception) to September 30, 2013

Revenue	$-	$-	$-	$-	$-
Cost of Revenue	-	-	-	-	-
Gross Profit	-	-	-	-	-
Operating expenses	75,000	1,007	75,800	1,007	77,157
Loss before income tax	(75,000)	(1,007)	(75,800)	(1,007)	(77,157)
Income tax	-	-	-	-	-
Net loss	$(75,000)	$(1,007)	$(75,800)	$(1,007)	$(77,157)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	706,522	20,000,000	569,343	20,000,000

The accompanying notes are an integral part of these condensed financial statements

1701 PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2013	For the period from July 23, 2012 (Inception) to September 30, 2012	For the period from July 23, 2012 (Inception) to September 30, 2013
OPERATING ACTIVITIES
Net loss	$(75,800)	$(1,007)	$(77,157)
Changes in operating assets and liabilities
Current liabilities	44,650	-	45,000

Net cash used in operating activities	(31,150)	(1,007)	(32,157)

FINANCING ACTIVITIES
Loans from related party	30,000	-	30,000
Proceeds from issuance of common stock	100	2,000	2,100
Less costs from redemption of common stock	(1,950)	-	(1,950)
Proceeds from stockholders' additional paid-in capital	1,150	1,007	2,157
Net cash provided by financing activities	29,300	3,007	32,307

Net increase (decrease) in cash	(1,850)	2,000	150

Cash, beginning of period	2,000	-	-

Cash, end of period	$150	$2,000	$150

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

1701 PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Tablegate Acquisition Corporation ("Tablegate” or “the Company”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Tablegate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Tablegate will attempt to locate and negotiate with a business entity for the combination of that target company with Tablegate. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. Tablegate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On September 11, 2013, the shareholders of the corporation and the Board of Directors unanimously approved the change of the Registrant’s name to 1701 Productions, Inc. and filed such change with the State of Delaware. The purpose of the corporation will be to produce music and entertainment products.

On September 12, 2013, new officers and directors were appointed and elected and the prior officers and directors resigned.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2013 and December 31, 2012.

1701 PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED Financial Statements

(Unaudited)

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013 and December 31, 2012, there are no outstanding dilutive securities.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

• Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

• Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3 inputs are unobservable inputs for the asset or liability.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $77,157 as of September 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

1701 PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED Financial Statements

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2013, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

As of June 30, 2013, the stockholders made a capital contribution in the amount of totally $2,157 to pay for operating expenses incurred by the Company.

On September 12, 2013 the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950 and issued 1,000,000 shares of its common stock at par value for an aggregate of $100 representing 67% of the total outstanding 1,500,000 shares of common stock.

NOTE 5 – PROMISSORY NOTE

On September 13, 2013, 1701 Productions borrowed $30,000 from Joey L. Morgan by way of a Consent of Directors in Lieu of Meeting. The Note is for 9 months from September 13, 2013 and is non-interest bearing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1701 Productions, Inc. (formerly Tablegate Acquisition Corporation) (the "Company") was incorporated in the State of Delaware in July 23, 2012.

Since inception the Company has been in the developmental stage and its operations to date have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

As of September 30, 2013, the Company has not generated revenues and has no income or cash flows from operations since inception. At September 30, 2013, the Company has an accumulated deficit of $77,157. At September 30, 2013, the Company has $75,000 of current liabilities which include an account payable of $45,000 and a loan from a shareholder of $30,000.

The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to execute its business plan to create entertainment products.

Management will pay all expenses incurred by the Company until it is funded through investments and/or is producing revenue through operations.

On September 12, 2013, the following events occurred which resulted in a change of control of the Company:

1. The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

2.	The then current officers and directors resigned.

3.	Joey L. Morgan was named the director and Chief Executive Officer of the Company.

On September 13, 2013, the Company issued 1,000,000 shares of its common stock to Joey L. Morgan.

With the issuance of the 1,000,000 shares of stock and the redemption of 19,500,000 shares of stock, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company.

The Company intends to develop as a music production and entertainment products company providing artistic services to companies and artists for music, video, radio and television commercials and other production needs, provides videography services for special events and provides onsite disc jockey services for private and corporate events. The company also intends to record and produce original music works for albums, jingles, commercials, and movie soundtracks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the chief executive officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shares of common stock issued by the Company have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

During the past three years, the Company has issued the following common shares:

On July 30, 2012, the Company issued 20,000,000 shares to two shareholders pursuant to Section 4(2) of the Securities Act of 1933.

On September 12, 2013, the Company redeemed proportionately from its two shareholders an aggregate of 18,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share.

On September 13, 2013, the Company issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 to Joey L. Morgan at par for $100.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2013, pursuant to the unanimous vote of the shareholders, the Company changed its name to 1701 Productions, Inc.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer \pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Joey L. Morgan
Joey L. Morgan

Dated: November 18, 2013

